Form 10-Q
period 1996-03-31
BOSTON FINANCIAL APARTMENT PROPERTIES LTD PART
filed 1996-05-14
CIK 922319

May 14, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312



Re:     Boston Financial Apartment Properties Limited Partnership
        Report on Form 10-Q Edgar for Quarter Ended March 31, 1996 File No. 33-78152


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.

Please stamp and return the enclosed copy of this letter in the enclosed stamped, self-addressed envelope to acknowledge receipt of this filing.

Very truly yours,






Marie D. Ricciardi
Assistant Controller


REATA Q1 96

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                            March 31, 1996
                                              --------------------------------


                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to

For Quarter Ended      March 31, 1996   Commission file number        33-78152
                  --------------------                          ----------------


            Boston Financial Apartment Properties Limited Partnership
- - ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Massachusetts                                     04-3228655
- - ----------------------------------------------           ---------------------
       State or other jurisdiction of       (I.R.S. Employer Identification No.)
        incorporation or organization

   101 Arch Street, Boston, Massachusetts                     02110-1106
- - ---------------------------------------------- ---------------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          (617) 439-3911
                                                       -------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                      BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership

                                TABLE OF CONTENTS



PART I     FINANCIAL STATEMENTS                                    Page No.

Item 1.    Financial Statements

          Balance Sheets - March 31, 1996 (Unaudited)
              and December 31, 1995                                   1

          Statements of Operations (Unaudited) - For the Three
               Months Ended March 31, 1996 and 1995                   2

          Statements of Changes in Partners' Equity (Unaudited) -
              For the Three Months Ended March 31, 1996               3

          Statements of Cash Flows (Unaudited) - For the Three
              Months Ended March 31, 1996 and 1995                    4

          Notes to the Financial Statements (Unaudited)               5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     6

PART II - OTHER INFORMATION

Items 1-6                                                             7

SIGNATURE                                                             8

                      BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership



                                 BALANCE SHEETS


                                                                            March 31,             December 31,
                                                                                1996                    1995
                                                                             (Unaudited)
Assets


Fixed assets, at cost:
     Land                                                                   $ 2,810,958             $ 2,810,958
     Buildings and improvements                                               8,447,473               8,446,775
     Office equipment                                                             2,540                   2,540
                                                                          -------------            ------------
                                                                             11,260,971              11,260,273

     Less accumulated depreciation                                             (486,751)               (410,974)
                                                                          -------------            ------------
                                                                             10,774,220              10,849,299
                                                                          -------------            ------------

Other assets:
     Cash and cash equivalents                                                  239,676                 209,851
     Tenant security deposits (restricted)                                       53,463                  52,521
     Escrow deposits                                                             73,539                 292,356
     Reserve for replacement                                                    250,000                 250,000
     Other assets                                                                    25                   8,325
     Organizational costs, net of accumulated amortization
       of $10,595 and $9,006 in 1996 and 1995, respectively                      21,191                  22,780
                                                                          -------------            ------------
                                                                                637,894                 835,833
                                                                          -------------            ------------
         Total Assets                                                     $  11,412,114            $ 11,685,132
                                                                          =============            ============

Liabilities and Partners' Equity

Liabilities:
     Accounts payable and accrued expenses                                $      84,517            $    310,783
     Deferred rental revenue                                                        696                   4,926
     Due to affiliates                                                            6,627                   5,636
     Tenant security deposits                                                    52,953                  51,878
                                                                          -------------            ------------
         Total Liabilities                                                      144,793                 373,223
                                                                          -------------            ------------

Partners' Equity
     General Partner                                                              4,297                   2,723
     Limited Partners                                                        11,263,024              11,309,186
                                                                          -------------            ------------
         Total Partners' Equity                                              11,267,321              11,311,909
                                                                          -------------            ------------
         Total Liabilities and Partners' Equity                           $  11,412,114            $ 11,685,132
                                                                          =============            ============

    The accompanying notes are an integral part of these financial statements

                  BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
               For the Three Months Ended March 31, 1996 and 1995


                                                                                                       1996                     1995
                                                                                                   --------                 --------
Revenue:
    Rental                                                                                         $396,315                 $387,464
    Interest and Other                                                                               10,874                    3,573
                                                                                                   --------                 --------
       Total Revenue                                                                                407,189                  391,037
                                                                                                   --------                 --------

Expenses:
    Depreciation and amortization                                                                    77,366                  119,209
    Real estate taxes                                                                                74,128                   73,185
    Property operating                                                                               78,512                   64,986
    Interest - affiliate                                                                               --                     29,417
    Management fees - affiliate                                                                      19,751                   19,267
    Interest                                                                                           --                     13,950
                                                                                                   --------                 --------
       Total Expenses                                                                               249,757                  320,014
                                                                                                   --------                 --------
Net Income                                                                                         $157,432                 $ 71,023
                                                                                                   ========                 ========

Net Income allocated:
    General Partner                                                                                $  1,574                 $    710
    Limited Partners                                                                                155,858                   70,313
                                                                                                   --------                 --------
                                                                                                   $157,432                 $ 71,023
                                                                                                   ========                 ========
Net Income per Limited Partnership Unit
    (260 Units at March 31, 1996 and a weighted
    average of 215 at March 31, 1995)                                                              $    599                 $    327
                                                                                                   ========                 ========

   The accompanying notes are an integral part of these financial statements

                      BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)
                    For the Three Months Ended March 31, 1996

                                                         Limited
                                                General Partnership   Limited
                                                 Partner  Units       Partners           Total

Balance at December 31, 1995               $      2,723     260    $ 11,309,186    $ 11,311,909

Cash distribution                                   --      --         (202,020)       (202,020)

Net income                                        1,574     --          155,858         157,432
                                            ------------   -----   ------------    ------------

Balance at March 31, 1996                  $      4,297     260    $ 11,263,024    $ 11,267,321
                                            ============   =====   ============    ============


   The accompanying notes are an integral part of these financial statements

                      BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
               For the Three Months Ended March 31, 1996 and 1995

                                                                                                    1996                       1995
                                                                                             -----------                -----------

Net cash provided by operating activities                                                    $    13,726                $   308,976
                                                                                             -----------                -----------

Cash flows from investing activities:
    Purchase of fixed assets                                                                        (698)                  (198,603)
    Escrow deposits                                                                              218,817                  1,090,000
                                                                                             -----------                -----------
Net cash provided by investing activities                                                        218,119                    891,397
                                                                                             -----------                -----------

Cash flows from financing activities:
    Proceeds from sales of partnership interests                                                    --                    4,750,000
    Syndication costs                                                                               --                     (399,872)
    Repayment of note payable                                                                       --                   (3,370,801)
    Repayment of note payable to affiliate                                                          --                   (1,909,449)
    Cash distribution                                                                           (202,020)                   (85,653)
                                                                                             -----------                -----------
Net cash used for financing activities                                                          (202,020)                (1,015,775)
                                                                                             -----------                -----------

Net increase in cash and cash equivalents                                                         29,825                    184,598

Cash and cash equivalents, beginning of period                                                   209,851                    158,108
                                                                                             -----------                -----------

Cash and cash equivalents, end of period                                                     $   239,676                $   342,706
                                                                                             ===========                ===========

   The accompanying notes are an integral part of these financial statements

                      BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership


                  Notes to the Financial Statements (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended December 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

                      BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1996, the Partnership had cash and cash equivalents of $239,676, compared with $209,851 at December 31, 1995. There are no significant changes to cash and cash equivalents during the period due to relatively stable property operations.

As of March 31, 1996, the Partnership had accounts payable and accrued expenses of $84,517 compared to $310,783 at December 31, 1995. This decrease is primarily attributable to the payment of 1995 real estate taxes.

The Partnership made a distribution on February 5, 1996 in the amount of $202,020 relating to the quarter ending December 31, 1995. The General Partner will not participate in this distribution so as to allow the Limited Partners to potentially receive an 8% return on their investment during 1996.

Results of Operations

Operations resulted in net income of $157,432 and $71,023 for the three months ended March 31, 1996 and 1995, respectively. The net income position is attributable to rental and other income exceeding operating expenses, interest expense, depreciation and amortization. At March 31, 1996 and 1995, the property's occupancy rates were 99% and 97%, respectively. The increase in net income is due primarily to interest and amortization expense incurred in 1995 related to syndication activity. The increase is also due to improved occupancy, as well as an increase in interest earned on short term investments.

                      BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6.       Exhibits and reports on Form 8-K

                (a) Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended March 31, 1996.

                      BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED May 14, 1996             BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership

                               By: BF Growth Properties Limited Partnership,
                                   its General Partner

                               By: BF Growth Properties, Inc.
                                   its General Partner






                            /s/Vincent J. Costantini
                              Vincent J. Costantini
                              Vice President and Treasurer