Form 10-Q
period 1996-06-30
BOSTON FINANCIAL APARTMENT PROPERTIES LTD PART
filed 1996-08-13
CIK 922319

August 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312



Re:     Boston Financial Apartment Properties Limited Partnership
        Report on Form 10-Q Edgar for Quarter Ended June 30, 1996
        File No. 33-78152


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,




Marie D. Reynolds
Assistant Controller


REATA Q2 96

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


For the quarterly period ended                             June 30, 1996
                                              --------------------------------


                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to

For Quarter Ended   June 30, 1996       Commission file number        33-78152



           Boston Financial Apartment Properties Limited Partnership
             (Exact name of registrant as specified in its charter)

                Massachusetts                          04-3228655
    State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization


   101 Arch Street, Boston, Massachusetts               02110-1106
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code      (617) 439-3911


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

                                TABLE OF CONTENTS


                                                                   Page No.
PART I     FINANCIAL STATEMENTS

Item 1.    Financial Statements

          Balance Sheets - June 30, 1996 (Unaudited)
              and December 31, 1995                                    1

          Statements of Operations (Unaudited) - For the Three
               and Six Months Ended June 30, 1996 and 1995             2

          Statements of Changes in Partners' Equity (Unaudited) -
              For the Six Months Ended June 30, 1996                   3

          Statements of Cash Flows (Unaudited) - For the Six
              Months Ended June 30, 1996 and 1995                      4

          Notes to the Financial Statements (Unaudited)                5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      6

PART II - OTHER INFORMATION

Items 1-6                                                              7

SIGNATURE                                                              8

                      BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership




                                 BALANCE SHEETS

                                                                             June 30,               December 31,
                                                                               1996                     1995
                                                                            (Unaudited)
Assets

Fixed assets, at cost:
     Land                                                                  $  2,810,958            $  2,810,958
     Buildings and improvements                                               8,447,473               8,446,775
     Office equipment                                                             2,540                   2,540
                                                                           ------------            ------------
                                                                             11,260,971              11,260,273

     Less accumulated depreciation                                             (562,527)               (410,974)
                                                                           -------------           ------------
                                                                             10,698,444              10,849,299
                                                                           ------------            ------------

Other assets:
     Cash and cash equivalents                                                  197,319                 209,851
     Tenant security deposits (restricted)                                       52,318                  52,521
     Escrow deposits                                                            147,078                 292,356
     Reserve for replacement                                                    250,000                 250,000
     Other assets                                                                 2,626                   8,325
     Organizational costs, net of accumulated amortization
       of $12,185 and $9,006 in 1996 and 1995, respectively                      19,601                  22,780
                                                                           ------------            ------------
                                                                                668,942                 835,833
                                                                           ------------            ------------
         Total Assets                                                      $ 11,367,386            $ 11,685,132
                                                                           ============            ============

Liabilities and Partners' Equity

Liabilities:
     Accounts payable and accrued expenses                                 $    157,115            $    310,783
     Deferred rental revenue                                                      3,112                   4,926
     Due to affiliates                                                            6,152                   5,636
     Tenant security deposits                                                    50,528                  51,878
                                                                           ------------            ------------
         Total Liabilities                                                      216,907                 373,223
                                                                           ------------            ------------

Partners' Equity
     General Partner                                                              5,477                   2,723
     Limited Partners                                                        11,145,002              11,309,186
                                                                           ------------            ------------
         Total Partners' Equity                                              11,150,479              11,311,909
                                                                           ------------            ------------
         Total Liabilities and Partners' Equity                            $ 11,367,386            $ 11,685,132
                                                                           ============            ============

     The accompanying notes are an integral part of these financial statements

                     BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
               For the Three and Six Months Ended June 30, 1996 and 1995

                                                   Three Months Ended                       Six Months Ended
                                                June 30,         June 30,               June 30,         June 30,
                                                  1996             1995                   1996             1995
                                               -----------     -----------            -----------       -------
Revenue:
    Rental                                      $377,273        $ 381,219              $ 773,588         $ 768,683
    Interest and Other                             4,928            8,500                 15,802            12,073
                                                --------        ---------              ---------         ---------
       Total Revenue                             382,201          389,719                789,390           780,756
                                                --------        ---------              ---------         ---------

Expenses:
    Property operating                            94,321           85,751                172,833           150,737
    Depreciation and amortization                 77,366          153,546                154,732           272,755
    Real estate taxes                             73,690           73,035                147,818           146,220
    Interest - affiliate                               -           (2,201)                     -            27,216
    Management fees - affiliate                   18,886           19,347                 38,637            38,614
    Interest                                           -                -                      -            13,950
                                                --------        ---------              ---------         ---------
       Total Expenses                            264,263          329,478                514,020           649,492
                                                --------        ---------              ---------         ---------

Net Income                                      $117,938        $  60,241              $ 275,370         $ 131,264
                                                ========        =========              =========         =========

Net Income allocated:
    General Partner                             $  1,180        $     603              $   2,754         $   1,313
    Limited Partners                             116,758           59,638                272,616           129,951
                                                --------        ---------              ---------         ---------
                                                $117,938        $  60,241              $ 275,370         $ 131,264
                                                ========        =========              =========         =========

Net Income per Limited  Partnership Unit
 (260 Units for the three and six months
    ended June 30, 1996 and for the three
    months  ended June 30, 1995.  Weighted
    average of 238 Units for the six months
    ended June 30, 1995.)                       $    449        $     229              $   1,048         $     546
                                                ========        =========              =========         =========

The accompanying notes are an integral part of these financial statements

                      BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)
                     For the Six Months Ended June 30, 1996


                                                       General            Limited
                                                       Partner           Partners                Total

Balance at December 31, 1995                        $    2,723         $  11,309,186         $  11,311,909

Cash distributions                                           -              (436,800)             (436,800)

Net income                                               2,754               272,616               275,370
                                                    ----------         -------------         -------------

Balance at June 30, 1996                            $    5,477         $  11,145,002         $  11,150,479
                                                    ==========         =============         =============

The accompanying notes are an integral part of these financial statements

                       BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 For the Six Months Ended June 30, 1996 and 1995

                                                                               1996                      1995
                                                                         ---------------             ----------
Net cash provided by (used for) operating activities                        $  279,688             $    (212,240)
                                                                            ----------               -----------

Cash flows from investing activities:
    Purchase of fixed assets                                                      (698)                 (225,353)
    Escrow deposits                                                                  -                 1,740,000
    Real estate tax escrow                                                     145,278                         -
    Funding of reserves                                                              -                  (250,000)
                                                                            ----------               -----------
Net cash provided by investing activities                                      144,580                 1,264,647
                                                                            ----------               -----------

Cash flows from financing activities:
    Proceeds from sales of partnership interests                                     -                 5,400,000
    Syndication costs                                                                -                  (464,138)
    Repayment of note payable                                                        -                (3,370,801)
    Repayment of note payable to affiliate                                           -                (2,140,000)
    Cash distributions                                                        (436,800)                 (283,975)
                                                                            ----------               -----------
Net cash used for financing activities                                        (436,800)                 (858,914)
                                                                            ----------               -----------

Net increase (decrease) in cash and cash equivalents                           (12,532)                  193,493

Cash and cash equivalents, beginning of period                                 209,851                   158,108
                                                                            ----------               -----------

Cash and cash equivalents, end of period                                    $  197,319               $   351,601
                                                                            ==========               ===========

Supplemental disclosure of cash flow activity:
    Cash paid for interest                                                  $        -               $   129,157
                                                                            ==========               ===========
The accompanying notes are an integral part of these financial statements

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

                      BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1996, the Partnership had cash and cash equivalents of $197,319, compared with $209,851 at December 31, 1995. There are no significant changes to cash and cash equivalents during the period due to relatively stable property operations.

As of June 30, 1996, the Partnership had accounts payable and accrued expenses of $157,115 compared to $310,783 at December 31, 1995. This decrease is primarily attributable to the payment of 1995 real estate taxes in 1996.

The Partnership paid distributions of $234,780 and $202,020 on February 5, 1996 and May 5, 1996, respectively. The February 5, 1996 distribution related to the quarter ending December 31, 1995. The distribution paid May 5, 1996 related to the quarter ending March 31, 1996. Limited Partners will potentially receive an 8% return on their investment during 1996.

Results of Operations

For the three and six months ended June 30, 1996, Partnership operations resulted in net income of $117,938 and $275,370, respectively, compared to net income of $60,241 and $131,264, for the respective periods in 1995. At June 30, 1996 and 1995, the property's occupancy rates were 96% and 97%, respectively. The increase in net income for the 1996 periods is due primarily to interest and amortization expense incurred in 1995 related to syndication activity.

During the 1995 periods, the Partnership incurred interest and amortization expenses in order to finance a portion of the purchase price of the property. The loans were repaid in 1995 from the proceeds of Unit sales.

                    BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6.       Exhibits and reports on Form 8-K

                (a) Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1996.

                    BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED August 13, 1996          BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership

                               By: BF Growth Properties Limited Partnership, its General Partner

                               By: BF Growth Properties, Inc.
                               its General Partner






                              /s/Vincent J. Costantini
                              Vincent J. Costantini
                              Vice President and Treasurer