Form 10-Q
period 1996-09-30
BOSTON FINANCIAL APARTMENT PROPERTIES LTD PART
filed 1996-11-13
CIK 922319

November 13, 1996



Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312



Re:     Boston Financial Apartment Properties Limited Partnership
        Report on Form 10-Q for Quarter Ended September 30, 1996
        File No. 33-78152


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.



Very truly yours,





/s/Marie D. Reynolds
Marie D. Reynolds
Assistant Controller

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



For the quarterly period ended              September 30, 1996



                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                      to

For Quarter Ended      September 30, 1996    Commission file number    33-78152

            Boston Financial Apartment Properties Limited Partnership
             (Exact name of registrant as specified in its charter)

                Massachusetts                                   04-3228655
----------------------------------------------       ----------------------
       State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization

   101 Arch Street, Boston, Massachusetts                        02110-1106
-------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (617) 439-3911
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

                      BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership

                                TABLE OF CONTENTS



PART I     FINANCIAL STATEMENTS                                    Page No.

Item 1.    Financial Statements


          Balance Sheets - September 30, 1996 (Unaudited)
              and December 31, 1995                                   1

          Statements of Operations (Unaudited) - For the Three
               and Nine Months Ended September 30, 1996 and 1995      2

          Statements of Changes in Partners' Equity
              (Unaudited) - For the Nine Months Ended September 30, 1996   3

          Statements of Cash Flows (Unaudited) - For the Nine
              Months Ended September 30, 1996 and 1995                4

          Notes to the Financial Statements (Unaudited)               5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     6

PART II - OTHER INFORMATION

Items 1-6                                                             7

SIGNATURE                                                             8

                      BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership




                                 BALANCE SHEETS


                                                                               September 30,          December 31,
                                                                                   1996                   1995

                                                                                (Unaudited)
Assets

Fixed assets, at cost:
     Land                                                                       $2,810,958               $2,810,958
     Buildings and improvements                                                  8,447,473                8,446,775
     Office equipment                                                                2,540                    2,540
                                                                              ------------             ------------
                                                                                11,260,971               11,260,273

     Less accumulated depreciation                                                (638,302)                (410,974)
                                                                              ------------             ------------
                                                                                10,622,669               10,849,299
                                                                              ------------             ------------

Other assets:
     Cash and cash equivalents                                                     126,845                  209,851
     Tenant security deposits (restricted)                                          54,595                   52,521
     Escrow deposits                                                               220,617                  292,356
     Reserve for replacement                                                       250,000                  250,000
     Other assets                                                                   20,129                    8,325
     Organizational costs, net of accumulated amortization
       of $13,774 and $9,006 in 1996 and 1995, respectively                         18,012                   22,780
                                                                              ------------             ------------
                                                                                   690,198                  835,833
                                                                              ------------             ------------
         Total Assets                                                         $ 11,312,867             $ 11,685,132
                                                                              ============             ============

Liabilities and Partners' Equity

Liabilities:
     Accounts payable and accrued expenses                                    $    235,793             $    310,783
     Deferred rental revenue                                                         2,162                    4,926
     Due to affiliates                                                                   -                    5,636
     Tenant security deposits                                                       43,298                   51,878
                                                                              ------------             ------------
         Total Liabilities                                                         281,253                  373,223
                                                                              ------------             ------------

Partners' Equity
     General Partner                                                                 6,241                    2,723
     Limited Partners                                                           11,025,373               11,309,186
                                                                              ------------             ------------
         Total Partners' Equity                                                 11,031,614               11,311,909
                                                                              ------------             ------------
         Total Liabilities and Partners' Equity                               $ 11,312,867             $ 11,685,132
                                                                              ============             ============

The accompanying notes are an integral part of these financial statements

                      BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

         For the Three and Nine Months Ended September 30, 1996 and 1995



                                            Three Months Ended                          Nine Months Ended
                                   September 30,          September 30,         September 30,        September 30,
                                       1996                    1995                 1996                  1995
                                 ------------------      -----------------    ------------------    -----------------

Revenue:
   Rental                          $     372,878          $     379,118         $   1,146,466       $    1,147,801
   Interest and other                      5,298                  8,173                21,100               20,246
                                   -------------          -------------         -------------       --------------
      Total Revenue                      378,176                387,291             1,167,566           1,168,047
                                   -------------          -------------         -------------       -------------

Expenses:
   Property operating                    132,071                 96,679               304,904              247,416
   Depreciation and amortization          77,364                139,557               232,096              412,312
   Real estate taxes                      73,538                 73,035               221,356              219,255
   Interest - affiliate                        -                      -                     -               27,216
   Management fee - affiliate             18,808                 19,347                57,445               57,961
   Interest and financing fees                 -                      -                     -               13,950
                                   -------------          -------------         -------------       --------------
      Total Expenses                     301,781                328,618               815,801              978,110
                                   -------------          -------------         -------------       --------------

Net Income                         $      76,395          $      58,673         $     351,765       $      189,937
                                   =============          =============         =============       ==============

Net Income allocated:
   General Partner                 $         764          $         587         $       3,518       $        1,899
   Limited Partners                       75,631                 58,086               348,247              188,038
                                   -------------          -------------         -------------       --------------
                                   $      76,395          $      58,673         $     351,765       $      189,937
                                   =============          =============         =============       ==============

Net income per Limited
  Partnership Unit
   (260 Units for the three and nine months ended September 30, 1996 and for the three months ended September 30, 1995.  Weighted average of 245 Units for the nine months ended
   September 30, 1995.)                   $  291                 $  223               $ 1,339               $  768
                                          ======                 ======               =======               ======


The accompanying notes are an integral part of these financial statements

                      BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership


                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)
                For the Nine Months Ended September 30, 1996


                                                       General            Limited
                                                       Partner           Partners                Total

Balance at December 31, 1995                        $    2,723         $  11,309,186         $  11,311,909

Cash distributions                                           -              (632,060)             (632,060)

Net Income                                               3,518               348,247               351,765
                                                    ----------         -------------         -------------

Balance at September 30, 1996                       $    6,241         $  11,025,373         $  11,031,614
                                                    ==========         =============         =============


The accompanying notes are an integral part of these financial statements

                      BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership



                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended September 30, 1996 and 1995


                                                                            1996                          1995
                                                                        -------------                ---------


Net cash provided by operating activities                                $   478,013                   $     59,186
                                                                         -----------                   ------------

Cash flows from investing activities:
   Purchases of real estate assets                                              (698)                      (225,353)
   Escrow deposits                                                                 -                      1,740,000
   Real estate tax escrow                                                     71,739                              -
   Replacement reserves deposits                                                   -                       (250,000)
                                                                         -----------                   ------------
Net cash provided by investing activities                                     71,041                      1,264,647
                                                                         -----------                   ------------

Cash flows from financing activities:
   Proceeds from sale of partnership interests                                     -                      5,400,000
   Syndication costs                                                               -                       (464,138)
   Repayment of note payable                                                       -                     (3,370,801)
   Repayment of note payable to affiliate                                          -                     (2,140,000)
   Distributions                                                            (632,060)                      (495,355)
                                                                         -----------                   ------------
Net cash used for financing activities                                      (632,060)                    (1,070,294)
                                                                         -----------                   ------------

Net increase (decrease) in cash and cash equivalents                         (83,006)                       253,539

Cash, beginning of period                                                    209,851                        158,108
                                                                         -----------                   ------------

Cash, end of period                                                      $   126,845                   $    411,647
                                                                         ===========                   ============

Supplemental disclosure to cash flow activity:
   Cash paid for interest                                                $         -                   $    129,157
                                                                         ===========                   ============

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

                     BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1996, the Partnership had cash and cash equivalents of $126,845, compared with $209,851 at December 31, 1995. The decrease in cash and cash equivalents is primarily attributable to cash distributions paid to Limited Partners, partially offset by cash provided by operating activities.

As of September 30, 1996, the Partnership had accounts payable and accrued expenses of $235,793 compared to $310,783 at December 31, 1995. This decrease is primarily attributable to the payment of 1995 real estate taxes during the first quarter of 1996.

As of September 30, 1996, the Partnership has paid distributions to Limited Partners totalling $632,060. Of this amount $234,780 is related to the quarter ending December 31, 1995. Limited Partners will potentially receive an 8% return on their investment during 1996.

Results of Operations

For the three and nine months ended September 30, 1996, Partnership operations resulted in net income of $76,395 and $351,765, respectively, compared to net income of $58,673 and $189,937, for the respective periods in 1995. At September 30, 1996 and 1995, the property's occupancy rates were 93% and 95%, respectively. The increase in net income for the 1996 periods is due primarily to interest and amortization expense incurred in 1995 related to syndication activity.

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

                     BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership







PART II       OTHER INFORMATION

Items 1-5     Not applicable


Item 6.       Exhibits and reports on Form 8-K

                (a) Exhibits - None

                (b) Reports  on Form 8-K - No  reports  on Form  8-K were  filed during the quarter ended September 30, 1996.

                     BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership






                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED November 13, 1996        BOSTON FINANCIAL APARTMENT PROPERTIES
                               Limited Partnership

                               By: BF Growth Properties Limited Partnership, its General Partner

                               By: BF Growth Properties, Inc.
                               its General Partner






                            /s/Vincent J. Costantini
                               Vincent J. Costantini
                               Vice President and Treasurer